Form 10-Q
period 2013-03-31
VOZ MOBILE CLOUD LTD
filed 2013-05-14
CIK 1562636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 333-185523

VOZ MOBILE CLOUD LTD.

(Exact name of registrant as specified in its charter)

Washington	33-1102968
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

190 Middle Road, #19-05 Fortune Centre Singapore	688979
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: +65 67958729

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2013, there were 35,499,994 outstanding shares of the Registrant’s Common Stock, $.01 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Voz Mobile Cloud Ltd.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS

Intangible assets	$135,896	$140,000

Total Assets	$135,896	$140,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,596	$-
Due to shareholders	32,742	26,242
Total Current Liabilities	34,338	26,242

Total Liabilities	34,338	26,242

Stockholders’ Equity
Common stock; 34,499,994 and 34,499,994 issued and outstanding as per March 31, 2013 and December 31, 2012 respectively.	345,000	345,000
Additional paid in capital	538,320	538,320
Deficit accumulated during the development stage	(781,762)	(769,562)
Total Stockholders’ Equity	101,558	113,758

Total Liabilities and Stockholders’ Equity	$135,896	$140,000

The accompanying notes are an integral part of these financial statements.

Voz Mobile Cloud Ltd.

(A Development stage Company)

Statements of Operations

(Unaudited)

	Three months ended	Three months ended	From Inception (May 27, 1987) To
	March 31, 2013	March 31, 2012	March 31, 2013
Revenues
Services rendered	$-	$-	$-

Total revenues	-	-

Operating Expenses
Amortization	4,104	-	4,104
General and administrative	8,096	616	476,338
Impairment loss on intangible assets	-	301,320	301,320

Total Operating Expenses	12,200	301,936	781,762

Net loss	$(12,200)	$(301,936)	$(781,762)

Basic net loss per share	$(0.00)	$(0.01)

Basic-weighted average number of shares outstanding	34,499,994	20,288,883

The accompanying notes are an integral part of these financial statements.

Voz Mobile Cloud Ltd.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended	From Inception (May 27, 1987) To
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows from Operating Activities

Net loss	$(12,200)	$(301,936)	$(781,762)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,104	-	4,104
Impairment of intangibles	-	301,320	301,320
Common stock issued for services	-	-	442,000
Changes in operating assets and liabilities:
Increase in accounts payable	1,596	616	1,596

Net cash used in operating activities:	(6,500)	-	(32,742)

Net cash used in financing activities:
Due to shareholders	6,500	-	32,742

Net cash provided by financing activities	6,500	-	32,742

Net increase (decrease) in cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplement cash flow information and non-cash financing activities
Non-cash transactions
Purchase of patents and trademarks	$-	$191,320	$191,320
Common stock issuances for purchase of patents and trade marks	$-	$(110,000)	$(110,000)
Common stock issuances for licensing agreement	$-	$(140,000)	$(140,000)
Settlement of accounts payable	$-	$(191,320)	$(191,320)

The accompanying notes are an integral part of these financial statements.

Voz Mobile Cloud Ltd.

(A Development Stage Company)

Statements of Stockholders’ Equity

For the period from inception (May 27, 1987) through March 31, 2013

(Unaudited)

	Common Stock		Additional Paid	Deficit accumulated during	Total Stockholders’
	Shares	Amount	In Capital	development stage	Equity

Balance - Inception May 27, 1987	-	$-	$-	$-	$-

Common stock issued since inception	199,994	2,000	-	-	2,000

Net loss	-	-	-	(2,000)	(2,000)

Balance - December 31, 2010	199,994	2,000	-	(2,000)	-

Common stock issued for services	8,800,000	88,000	352,000	-	440,000

Common stock issued for purchase of intangibles	11,000,000	110,000	-	-	110,000

Net loss	-	-	-	(441,529)	(441,529)

Balance - December 31, 2011	19,999,994	200,000	352,000	(443,529)	108,471

Common stock issued for payments made on behalf of the Company	500,000	5,000	186,320	-	191,320

Common stock issued for licensing agreement - UCS	14,000,000	140,000	-	-	140,000

Net loss	-	-	-	(326,033)	(326,033)

Balance - December 31, 2012	34,499,994	345,000	538,320	(769,562)	113,758

Net loss	-	-	-	(12,200)	(12,200)

Balance - March 31, 2013	34,499,994	$345,000	$538,320	$(781,762)	$101,558

The accompanying notes are an integral part of these financial statements.

VOZ MOBILE CLOUD LTD.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

The Company, now called Voz Mobile Cloud Ltd., was originally called Oro Plata Resources Inc. which was incorporated in Nevada on May 27, 1987. On November 22, 2004, the Company merged with company called Oro Plata Resources Ltd., a Company registered under the Laws of the State of Washington. On September 18, 2011, the Company amended its articles of incorporation and changed the name to Voz Mobile Cloud Ltd. as it better fitted the Company’s new business model.

The Company’s business is based on developing voice telephony and audio file transmission technology and subsequently patenting such technology as proprietary intellectual property with the US Patents Office. The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $781,762. The revenue for the year ended March 31, 2013 was $0; and finally has a working capital deficit of $34,338 at March 31, 2013.

During subsequent fiscal years, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s financial needs.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

VOZ MOBILE CLOUD LTD.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition -   In October 2009, FASB amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. This standard eliminates the use of the residual method and will require arrangement consideration to be allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) if VSOE is not available. The new standard provides additional flexibility to utilize an estimate of selling price (“ESP”) if neither VSOE nor TPE is available.

The Company elected to early adopt this accounting standard, at inception, on a prospective basis. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for voice telephony solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or results of operations for the period ended March 31, 2013.

In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the related fee is reasonably assured. The Company’s arrangements generally do not include a provision for cancellation, termination, or refunds that would significantly impact revenue recognition.

Revenue will be generated through the launch of telephony and online security services either by ourselves or in co-operation with other companies.

The Company has not yet begun to offer use of its proprietary technologies to third parties. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third-party evidence; therefore, the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online inventory, industry pricing strategies, and market conditions. The Company believes the use of the best estimates of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2013.

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

VOZ MOBILE CLOUD LTD.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2013.

Stock-Based Compensation- The Company has accounted for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award over the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2013.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

VOZ MOBILE CLOUD LTD.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 4 - INTANGIBLE ASSETS

On December 14, 2012, the Company entered into a 10 year licensing agreement, with Baxtech Asia Pte. Limited, in exchange for 14,000,000 common shares. This agreement allows the Company to sell and supply a communications software product called the Universal Communication System (“UCS”). This software solution consolidates multiple modes of communication such as emails, sms, voice mails, fax, instant messaging into the same inbox. The user can also make calls and send email, sms, and voicemails within the same system. The user has the convenience of having all modes of communication in the same place. This is useful especially in a work setting as it is important to archive all modes of communications (e.g. voice mails, sms) and not just email alone. The system also has the ability to forward voice mails to colleagues to take action. The “UCS” also has voice-activated telephony features that are cloud based. There is a central address book safely stored in the cloud, allowing you to access for all features and from any device or location. The user can use his voice to make calls, send emails, sms all on hands-free basis. The user will receive a call when email/sms is received; content read to you, you can choose to reply by voice.

In accordance with ASC 350, the company has measured the fair value of the licensing agreement and has subsequently recorded the assets at $140,000. The Company recognized amortization expense of $4,104 as at March 31, 2013.

NOTE 5 – DUE TO SHAREHOLDERS

The Company received loans from related parties. The loans are non-interest bearing, unsecured and due on demand. The following table represents the loans payable activity as of December 31, 2012 and March 31, 2013:

Loans payable – related parties – December 31, 2012	$26,242

Loans for the three months ended March 31, 2013	6,500

Loans payable – related parties – March 31, 2013	$32,742

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock: The Company’s Articles of Incorporation authorizes the issuance of 70,000,000 common shares at $0.01 par value per share.

Between the months of September and November of 2011, a further 6,800,000 common restricted shares were issued, on November 30, 2011, to various professionals for services rendered to the Company. These services were valued at $340,000 and converted into stock at $0.05 per share.

On November 30, 2011, the Company issued 11,000,000 common restricted shares to Baxtech Asia Pte. Ltd. (A Singapore based limited company). The shares were issued in exchange of four US registered patents and registered trademark ($0.01/per share).

Also on November 30, 2011, the Company also issued Global Equity Partners Plc 2,000,000 common restricted shares in exchange for services rendered to the Company valued at $100,000. Both parties mutually agreed to convert the debt at $0.05 per share.

On February 8, 2012, the Company issued 500,000 common restricted shares to Mr. David George Jones in lieu of a $191,320 payment, to a Thailand Company called Code Writer Limited, which he has made on behalf the Company. This stock was valued at $0.38 per share.

On March 12, 2012, the company issued 12,000,000 shares ($0.01/per share) to Baxtech Asia Pte. Ltd. in exchange of proprietary technology protected under US Patent 7676026 - Intelligent Voice Command, 1135.45DIV2 – Call diversion for telephony applications & 1135.45DIV 1 – Inbound caller authentication for telephony application.

VOZ MOBILE CLOUD LTD.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

On August 2, 2012, the Company agreed to return the ownership of US Patent 7676026 to Baxtech Asia Pte. Limited and the 12,000,000 shares were cancelled and returned to treasury.

On December 14, 2012, the Company agreed to issue 14,000,000 shares to Baxtech Asia Pte. Ltd. ($0.01/per share) in exchange for a 10 year licensing agreement that would allow the Company to sell and supply a software solution called the Universal Communications System.

The total of issued and outstanding common shares for the year ended March 31, 2013 was 34,499,994.

NOTE 7 - SUBSEQUENT EVENTS

On April 16, 2013, the Company issued Mr. Jan Svozil 1,000,000 common restricted shares in exchange for services rendered to the Company valued at $50,000 ($0.05 per share).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Voz Mobile Cloud Ltd., originally called Oro Plata Resources Inc. was incorporated in Nevada on May 27, 1987. On November 22, 2004, the Company merged with company called Oro Plata Resources Ltd., a Company registered under the Laws of the State of Washington. On September 18, 2011, the Company amended its articles of incorporation and changed the name to Voz Mobile Cloud Ltd. as it better fitted the Company’s new business model.

We are a development stage corporation and have recently started our business operations, and have not yet generated or realized any revenues.

For the three months ended March 31, 2013 and from inception (May 27, 1987) to March 31, 2013:

The Company had no revenues for the three months ended March 31, 2013, as it was still a development stage company. The total operating expenses for year amounted to $12,200. The operating expenses from inception (May 27, 1987) to March 31, 2013 amounted to $781,762 of which $301,320 was an impairment loss on intangible assets.

At March 31, 2013, the Company had 34,499,994 shares issued and outstanding, the weighted average was 34,499,994 shares; hence the loss per share was $(0.00).

For the 3 months ended March 31, 2012:

The Company had no revenues for the year ended March 31, 2012, as it was still a development stage company. The total operating expenses for year amounted to $301,936 of which $301,320 was an impairment loss on intangible assets.

At March 31, 2012, the Company had 20,499,994 shares issued and outstanding, the weighted average was 20,288,883 shares; hence the loss per share was $(0.01).

Liquidity and Capital Reserves

At March 31, 2013, the Company had $0 in cash and net cash used in operations of $(6,500). The working capital deficiency amounted to $34,338. Finally, the Company had a positive balance of $101,558 of Shareholders’ Equity for the period ended March 31, 2013.

At March 31, 2012, the Company had $0 in cash and net cash used in operations of $0. The working capital deficiency as at December 31. 2012 amounted to $26,242. Finally, the Company had a positive balance of $113,758 of Shareholders’ Equity for the period ended December 31, 2012.

3

Proposed Milestones to Implement our Business Operations

We plan to complete our milestones as follows:

Milestones achievable at minimum and maximum funding levels:

1)	If we raise the $250,000 minimum from this offering, then the Company will be able to start marketing to telecommunication companies in the United States, conduct trials with the product, tune the product and offer the service to customers.

2)	If we raise the $2,000,000 maximum from this offering, then the milestones for the next 16 months would be as follows:

a)	Between months May and June 2013, the Company would look to employ a seasoned CEO, CFO, CTO and marketing director. Also, the Company would rent offices to accommodate the officers and directors of the company.

b)	Between months July and August 2013, the team would settle in and start marketing the Universal Communication System.

c)	On months 5 and 6 (September and October 2013), the Company would start testing the Universal Communication System with telecommunication companies and do trials with a small group of users.

d)	Finally in the months of November and December of 2013, the Company aims to get 100,000 new customers per month for the Universal Communication System.

Finally, it is the Company’s intention to seek additional financing, which we plan to use as additional working capital to implement our marketing program to increase awareness of our business. If we do not secure additional financing, the Company’s major shareholder, Baxtech will fund the Company’s ongoing cash requirements on a best effort basis.

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of Voz Mobile Cloud Ltd. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers and
●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

4

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

At March 31, 2013, we carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon such evaluation, such person concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because, due to financial constraints, the Company does not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. In the event that we may receive sufficient funds for internal operational purposes, we plan to retain the services of additional internal management staff to provide assistance to our current management with the monitoring and maintenance of our internal controls and procedures.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

5

Changes in internal control over financial reporting.

We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any threatened or pending litigation against the Company.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 16, 2013, the Company issued Mr. Jan Svozil 1,000,000 common restricted shares in exchange for services rendered to the Company valued at $50,000 ($0.05 per share).

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 * 32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002 Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*          Filed herewith.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOZ MOBILE CLOUD LTD.

Date: May 14, 2013	/s/ Lawrence S.H. Lee
Lawrence S.H. Lee
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ Lawrence S.H. Lee
Lawrence S.H. Lee
(Principal Accounting and Financial Officer)

7